Form 10QSB
period 2002-03-31
UCB FINANCIAL GROUP INC
filed 2002-05-21
CIK 1162689

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter period ended March 31, 2002

         [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to _______

                         Commission File Number
                                                --------

                            UCB FINANCIAL GROUP, INC.

Georgia                                     62-1870377
(State of Incorporation)                    (I.R.S. Employer Identification
                                             No.)

                       5660 New Northside Drive, Suite 200
                             Atlanta, Georgia 30328
                    (Address of principal executive offices)

                                 (678) 742-9992
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

There were 5 shares of Common Stock outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               ---      ---

                            UCB FINANCIAL GROUP, INC.
                         Quarterly Report on Form 10-QSB
                      For the quarter ended March 31, 2002

                                Table of Contents
                                -----------------
Item                                                                   Page
Number                                                                 Number
------                                                                 ------
                         Part I - Financial Information

  1.       Financial Statements ....................................     1

  2.       Management's Discussion and Analysis ....................     6

                           Part II - Other Information

  1.       Legal Proceedings .......................................     6

  2.       Changes in Securities and Use of Proceeds ...............     6

  3.       Defaults Upon Senior Securities .........................     6

  4.       Submission of Matters to a Vote of Security Holders .....     6

  5.       Other Information .......................................     6

  6.       Exhibits and Reports on Form 8-K ........................     7

  7.       Signatures ..............................................     7

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

         An audited balance sheet, audited statements of income, cash flows and changes in stockholders' equity dated September 30, 2001 can be found in the Registrant's prospectus, dated February 14, 2002, which has been made available to its stockholders and is incorporated by reference herein. A copy of such prospectus is filed as an exhibit to Part 1 of the report on this form. Below please find unaudited interim financial statements dated March 31, 2002 which include a balance sheet , income statements, and statements of cash flow. The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                            UCB FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 MARCH 31, 2002

--------------------------------------------------------------------------------

ASSETS

Cash                                                          $   47,526
Equipment (net of accumulated depreciation of $13,953)           231,204
Prepaid Expenses                                                  17,494
Security Deposit                                                  15,782
                                                              ----------
         Total Assets                                         $  312,006
                                                              ----------

         LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Line of Credit                                                $  915,000
Accrued Expenses                                                 103,771
                                                              ----------
         Total Liabilities                                     1,018,771
                                                               ---------

COMMITMENTS

STOCKHOLDER'S (DEFICIT)
  Common stock, no par value; 1,200,000 shares
    authorized, 5 shares issued and outstanding                        50
  Deficit accumulated during the development stage               (706,815)
                                                                ---------
         Total Stockholder's Deficit                             (706,765)
                                                                ---------
         Total Liabilities and Stockholder's Deficit           $  312,006
                                                               ----------

                                                                               3
                            UCB FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                                STATEMENT OF LOSS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2002

--------------------------------------------------------------------------------

                                                     Period from April 24, 2001,
                                  Three months end     date of inception, to
                                   March 31, 2002           March 31, 2002
                                   --------------           --------------

Interest earned on escrow account        $    491             $    491

Expenses
  Personnel Expenses                      120,826              365,992
  Interest                                  8,055               19,095
  Equipment and occupancy expense          27,096               38,392
  Legal and consulting                     19,626              220,566
  Other expenses                           29,254               63,261
                                         --------             --------
  Total Expenses                          204,857              707,306
                                         --------             --------
         Net Loss                        $204,366             $706,815

                            UCB FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2002

--------------------------------------------------------------------------------

OPERATING ACTIVITIES
         Net Loss                                              $(204,416)
         Adjustments to reconcile net loss to net
           cash used in operating activities:
         Depreciation                                              8,589
         Increase in prepaid expenses                            (14,657)
         Increase in accrued expenses                             25,626
         Decrease in other assets                                 38,220
                                                                --------
                  Net Cash Used in Operating Activities         (146,638)

INVESTING ACTIVITIES
         Purchase of premises and equipment                     (198,801)
                                                                --------
                  Net Cash Used in Investing Activities         (198,801)

FINANCING ACTIVITIES
         Proceeds from Line of Credit                            350,000
         Proceeds from issuance of common stock                       50
                                                                 -------
                  Net Cash Provided by Financing Activities      350,050

Net Increase in Cash                                               4,611

Cash at Beginning of Period                                       42,915
                                                                 -------
Cash at End of Period                                            $47,526



SEE NOTES TO FINANCIAL STATEMENTS.

                            UCB FINANCIAL GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.  BASIS OF PRESENTATION

         The financial information included for United Commercial Group, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

         The Registrant's plan of operations can be found in its prospectus, dated February 14, 2002, which has been made available to its stockholders and is incorporated by reference herein. A copy of such prospectus is filed as an exhibit to Part 1 of the report on this form.

         Since March 21, 2000, which is the date on which the Registrant's Form SB-2 Registration Statement was declared effective with the Securities and Exchange Commission ("SEC"), the Registrant's sole activities have been selling securities pursuant to such Registration Statement and engaging in other organizational matters.

                           PART 11 - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         There are no material legal proceedings to which the Registrant is a party or to which any of its properties are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         The instruments defining the rights of the holders of the Registrant's common stock (its only class of securities) have not been modified in any way, nor has there been any issuance of any security during the first quarter of 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default which has not been cured within 30 days with respect to any indebtedness of the Registrant exceeding five percent (5%) of the total assets of the Registrant. Because the Registrant only has one class of securities, its common stock, it has no material arrearage in the payment of preferential equity returns.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the period covered by this report.

ITEM 5.  OTHER INFORMATION
--------------------------

         There have been no material unscheduled events that require reporting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits

         The exhibits listed below are filed as part of or are incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified:

      Exhibit No.    Description

         3.1 Articles of Incorporation (incorporated by reference to the Registrant's Form SB-2 Registration Statement declared effective by the SEC on March 21, 2002)
         3.2 Bylaws (incorporated by reference to the Registrant's Form SB-2 Registration Statement declared effective by the SEC on March 21, 2002)
          4 Instruments defining the rights of holders, including indentures (incorporated by reference to the Registrant's Form SB-2 Registration Statement declared effective by the SEC on March 21, 2002)
          10 Material Contracts (incorporated by reference to the Registrant's Form SB-2 Registration Statement declared effective by the SEC on March 21, 2002)
          19 Prospectus dated February 14, 2001 (incorporated by reference to the Registrant's 424(b) filing made on February 14, 2002)

(b)      The Registrant has filed no reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            UCB FINANCIAL GROUP, INC.

Date: May 20, 2002          /s/ Ronnie L. Austin
                            ---------------------------
                            Ronnie L. Austin, President

Date: May 20, 2002          /s/ Edward Cooney
                            ------------------
                            Edward Cooney, CFO