Form 10QSB
period 2002-06-30
UCB FINANCIAL GROUP INC
filed 2002-08-14
CIK 1162689

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2002

     [_]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -----------

                         Commission File Number
                                                ----------

                            UCB FINANCIAL GROUP, INC.

       Georgia                                           62-1870377
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

There were 5 shares of Common Stock outstanding as of July 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                            UCB FINANCIAL GROUP, INC.
                         Quarterly Report on Form 10-QSB
                       For the quarter ended June 30, 2002

                                Table of Contents
                                -----------------

Item                                                                      Page
Number                                                                    Number
------                                                                    ------
                         Part I -- Financial Information

  1.    Financial Statements ...........................................    1

  2.    Management's Discussion and Analysis ...........................    6

                          Part II -- Other Information

  1.    Legal Proceedings ..............................................    6

  2.    Changes in Securities and Use of Proceeds ......................    6

  3.    Defaults Upon Senior Securities ................................    6

  4.    Submission of Matters to a Vote of Security Holders ............    6

  5.    Other Information ..............................................    6

  6.    Exhibits and Reports on Form 8-K ...............................    7

  7.    Signatures .....................................................    8

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         An audited balance sheet, audited statements of income, cash flows and changes in stockholders' equity dated September 30, 2001 can be found in the Registrant's prospectus, dated February 14, 2002, which has been made available to its stockholders and is incorporated by reference herein. A copy of such prospectus is filed as an exhibit to Part 1 of the report on this form. Below please find unaudited interim financial statements dated June 30, 2002 which include a balance sheet , income statements, and statements of cash flow. The interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                            UCB FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 2002

--------------------------------------------------------------------------------

ASSETS

Cash                                                                 $   45,878
Equipment (net of accumulated depreciation of $28,181)                  250,232
Prepaid Expenses                                                         17,658
Security Deposit                                                         15,782
                                                                    -----------

         Total Assets                                               $   329,550
                                                                    -----------

         LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Line of Credit                                                      $ 1,285,000
Accrued Expenses                                                         64,375
                                                                    -----------

         Total Liabilities                                            1,349,375
                                                                    -----------
COMMITMENTS

STOCKHOLDER'S (DEFICIT)

  Common stock, no par value; 1,200,000 shares
    authorized, 5 shares issued and outstanding                              50
  Deficit accumulated during the development stage                   (1,019,875)
                                                                    -----------

         Total Stockholder's Deficit                                 (1,019,825)
                                                                    -----------

         Total Liabilities and Stockholder's Deficit                $   329,550
                                                                    -----------

                            UCB FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                                STATEMENT OF LOSS
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2002

--------------------------------------------------------------------------------
                                                                Period from
                                                              April 24, 2001,
                                          Six months ended   date of inception,
                                           June 30, 2002      to June 30, 2002
                                           -------------     ------------------
Interest earned on escrow account             $ 19,796          $   19,796

Expenses
  Personnel Expenses                           258,995             504,161
  Interest                                      18,550              29,591
  Equipment and occupancy expense               71,086              82,382
  Legal and consulting                          39,994             240,934
  Other expenses                               148,646             182,603
                                              --------          ----------
  Total Expenses                               537,271           1,039,671
                                              --------          ----------

         Net Loss                             $517,475          $1,019,875

                            UCB FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2002

--------------------------------------------------------------------------------

OPERATING ACTIVITIES

   Net Loss                                                           $(517,475)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation                                                          22,817
   Increase in prepaid expenses                                         (14,821)
   Decrease in accrued expenses                                         (13,771)
   Decrease in other assets                                              38,220
                                                                      ---------
         Net Cash Used in Operating Activities                         (485,030)

INVESTING ACTIVITIES

   Purchase of premises and equipment                                  (232,057)
                                                                      ---------
         Net Cash Used in Investing Activities                         (232,057)

FINANCING ACTIVITIES

   Proceeds from Line of Credit                                         720,000
   Proceeds from issuance of common stock                                    50
                                                                      ---------
         Net Cash Provided by Financing Activities                      720,050

Net Increase in Cash                                                      2,963

Cash at Beginning of Period                                              42,915

Cash at End of Period                                                 $  45,878



SEE NOTES TO FINANCIAL STATEMENTS.

                            UCB FINANCIAL GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1.   BASIS OF PRESENTATION

          The financial information included for UCB Financial Group, Inc. herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

          The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Registrant's plan of operations can be found in its prospectus, dated February 14, 2002, which has been made available to its stockholders and is incorporated by reference herein. A copy of such prospectus is filed as an exhibit to Part 1 of the report on this form.

         Since March 21, 2002, which is the date on which the Registrant's Form SB-2 Registration Statement was declared effective with the Securities and Exchange Commission ("SEC"), the Registrant's sole activities have been selling securities pursuant to such Registration Statement and engaging in other organizational matters.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

   10 Material Contracts (incorporated by reference to the Registrant's Form SB-2 Registration Statement declared effective by the SEC on March 21, 2002)

   19 Prospectus dated February 14, 2001 (incorporated by reference to the Registrant's 424(b) filing made on February 14, 2002)

   99.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      The Registrant has filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UCB FINANCIAL GROUP, INC.

Date: August 12, 2002                  /s/ Ronnie L. Austin
                                       Ronnie L. Austin, President

Date: August 12, 2002                  /s/ Edward Cooney
                                       Edward Cooney, CFO